Form 10QSB
period 2000-03-31
NEVTAH CAPITAL MANAGEMENT CORP
filed 2001-02-09
CIK 1104206

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______ to _______

                         Commission file number 0-29221

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                88-0308333
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)


                          4400 PGA Boulevard, Suite 716
                        Palm Beach Gardens, Florida 33410
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 626-9901
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes             No       X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                            Outstanding as of February 1, 2001
           -----                            ----------------------------------
Common Stock, $.001 par value                           21,939,611


Transitional Small Business Disclosure Format (check one)

         Yes              No      X

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of Nevtah Capital Management Corporation (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.



                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Balance Sheet                                                            F-2

Statements of Operations                                                 F-3

Statement of Stockholders' Equity (Deficit)                          F-4 to F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                        F-8 to F-11

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS
                                     ------
                                                      March 31,     December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $     --       $     --
                                                     -----------    -----------
     Total Current Assets                                  --             --
                                                     -----------    -----------
OTHER ASSETS

   Investments (Note 5)                                  109,807        154,374
                                                     -----------    -----------
     Total Other Assets                                  109,807        154,374
                                                     -----------    -----------
     TOTAL ASSETS                                    $   109,807    $   154,374
                                                     ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Notes payable - related parties (Note 6)          $   582,977    $   451,070
   Accounts payable                                        3,604         11,443
   Accrued liabilities                                    18,509         11,340
                                                     -----------    -----------

     Total Current Liabilities                           605,090        473,853
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock:  $0.001 par value, authorized
    50,000,000 shares; 18,333,511 shares issued
    and outstanding                                       18,333         18,333
   Additional paid-in capital                          3,374,427      3,374,427
   Deficit accumulated during the development stage   (3,888,043)    (3,712,239)
                                                     -----------    -----------

     Total Stockholders' Equity (Deficit)               (495,283)      (319,479)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $   109,807    $   154,374
                                                     ===========    ===========


                The accompanying notes are an integral part of these
                              financial statements.



                         NEVTAH CAPITAL MANAGEMENT CORPORATION
                             (A Development Stage Company)
                               Statements of Operations
                                      (Unaudited)

                                                                            From
                                                                        Inception on
                                         For the Three Months Ended     September 15,
                                                  March 31,             1986 Through
                                        ----------------------------      March 31,
                                             2000            1999           2000
                                        ------------    ------------    ------------

REVENUE                                 $       --      $       --      $       --
                                        ------------    ------------    ------------

EXPENSES

   General and administrative                120,163         122,940       1,468,430
   Interest expense                           11,074          27,233         219,820
                                        ------------    ------------    ------------
     Total Expenses                          131,237         150,173       1,684,250
                                        ------------    ------------    ------------
LOSS FROM OPERATIONS                        (131,237)       (150,173)     (1,684,250)
                                        ------------    ------------    ------------
OTHER EXPENSES

   Loss on equity investment (Note 5)        (44,567)           --        (1,006,747)
   Loss on asset valuation                      --              --        (1,193,046)
                                        ------------    ------------    ------------
     Total Other Expenses                       --              --        (2,199,793)
                                        ------------    ------------    ------------

NET LOSS                                $   (131,237)   $   (150,173)   $ (3,884,043)
                                        ============    ============    ============
BASIC LOSS PER SHARE                    $      (0.01)   $      (0.03)
                                        ============    ============
BASIC WEIGHTED AVERAGE OF
 SHARES OUTSTANDING                       18,333,511       5,878,954
                                        ============    ============


                 The accompanying notes are an integral part of these
                                 financial statements.

                         NEVTAH CAPITAL MANAGEMENT CORPORATION
                             (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)


                                                                            Deficit
                                                                          Accumulated
                                       Common Stock          Additional   During the
                                 ------------------------     Paid-in     Development
                                   Shares        Amount       Capital        Stage
                                 ----------    ----------    ----------    ----------


Balance, September 15, 1986            --      $     --      $     --      $     --


Common stock issued for
 cash at an average of $0.06
 per share                          428,000           428        27,072          --

Net loss from inception on
 September 15, 1986 through
 December 31, 1993                     --            --            --          (3,266)
                                 ----------    ----------    ----------    ----------

Balance, December 31, 1993          428,000           428        27,072        (3,266)

Common stock canceled for
 cash at $1.25 per share            (20,000)          (20)      (24,980)         --

Common stock issued for
 cash and marketable
 securities at $3.01 per share       80,000            80       240,920          --

Net loss for the year ended
 December 31, 1994                     --            --            --            (834)
                                 ----------    ----------    ----------    ----------

Balance, December 31, 1994          488,000           488       243,012        (4,100)

Common stock issued for
 cash at $0.012 per share         1,420,000         1,420        15,580          --

Net loss for the year ended
 December 31, 1995                     --            --            --         (13,400)
                                 ----------    ----------    ----------    ----------

Balance, December 31, 1995        1,908,000         1,908       258,592       (17,500)

Common stock issued for
 services at $0.10 per share         40,000            40        19,960          --

Net loss for the year ended
 December 31, 1996                     --            --            --        (295,723)
                                 ----------    ----------    ----------    ----------

Balance, December 31, 1996        1,948,000    $    1,948    $  278,552    $ (313,223)
                                 ----------    ----------    ----------    ----------


Table continues on following page.

                           NEVTAH CAPITAL MANAGEMENT CORPORATION
                               (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit) (Continued)


                                                                               Deficit
                                                                             Accumulated
                                         Common Stock          Additional    During the
                                   -------------------------     Paid-in     Development
                                     Shares         Amount       Capital        Stage
                                   -----------   -----------   -----------   -----------


Balance, December 31, 1996           1,948,000   $     1,948   $   278,552   $  (313,223)

Common stock issued for
 cash at an average of
 $0.05 per share                     1,545,000         1,545        75,705          --

Net loss for the year ended
 December 31, 1997                        --            --            --      (1,019,083)
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1997           3,493,000         3,493       354,257    (1,332,306)

Common stock issued for
 cash at an average of
 $0.27 per share                     1,901,511         1,901       519,009          --

Net loss for the year ended
 December 31, 1998                        --            --            --        (743,263)
                                   -----------   -----------   -----------   -----------

Balance, December 31, 1998           5,394,511         5,394       873,266    (2,075,569)

Common stock issued for
 cash at $0.05 per share             4,000,000         4,000       196,000          --

Restricted stock issued for
 debt at $0.192 per share            5,200,000         5,200       994,800          --

Restricted stock issued for
 debt at $0.44 per share               160,000           160        69,840          --

Restricted stock issued for
 debt at $0.45 per share               250,000           250       112,250          --

Restricted stock issued for
 debt at $0.40 per share             1,929,000         1,929       769,671          --
                                   -----------   -----------   -----------   -----------
Balance forward                     16,933,511   $    16,933   $ 3,015,827   $(2,075,569)
                                   -----------   -----------   -----------   -----------


                   The accompanying notes are an integral part of these
                                   financial statements.

                         NEVTAH CAPITAL MANAGEMENT CORPORATION
                             (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)

                                                                            Deficit
                                                                          Accumulated
                                         Common Stock        Additional   During the
                                 ------------------------     Paid-in     Development
                                   Shares        Amount       Capital        Stage
                                 -----------  -----------   -----------   -----------


Balance forward                  16,933,511   $    16,933   $ 3,015,827   $(2,075,569)

Common stock issued for
 services at $0.40 per share        400,000           400       159,600          --

Common stock issued for
 cash at $0.20 per share          1,000,000         1,000       199,000          --

Net loss for the year ended
 December 31, 1999                     --            --            --      (1,636,670)
                                -----------   -----------   -----------   -----------
Balance, December 31, 1999       18,333,511        18,333     3,374,427    (3,712,239)

Net loss for the three months
 ended March 31, 2000
 (unaudited)                           --            --            --        (175,804)
                                -----------   -----------   -----------   -----------
Balance, March 31, 2000
 (unaudited)                     18,333,511   $    18,333   $ 3,374,427   $(3,888,043)
                                ===========   ===========   ===========   ===========


                 The accompanying notes are an integral part of these
                                 financial statements.

                             NEVTAH CAPITAL MANAGEMENT CORPORATION
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                                   From
                                                                                Inception on
                                                 For the Three Months Ended     September 15,
                                                            March 31,           1986 Through
                                                 ----------------------------     March 31,
                                                      2000            1999          2000
                                                 -------------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $    (175,804)   $  (150,173)   $(3,888,043)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Issuance of common stock for services                --             --          180,000
     Allowance for investments                          44,560           --        1,006,747
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable            (3,339)       (91,667)        99,771
     Increase (decrease) in accrued liabilities          7,170        (60,337)        92,699
                                                   -----------    -----------    -----------

       Net Cash  Used In Operating Activities         (127,406)      (302,177)    (2,508,826)
                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for investments                              --             --           (1,554)
   Note receivable - related party                        --             --         (415,000)
                                                   -----------    -----------    -----------

       Net Cash Used in Investing Activities              --             --         (416,554)
                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                      --             --        1,258,660
   Borrowings from related parties                     127,406        302,177      1,806,465
   Repayment to related parties                           --             --         (139,745)
                                                   -----------    -----------    -----------

       Net Cash Provided by Financing Activities       127,406        302,177      2,925,380
                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                           --             --             --

CASH, BEGINNING OF PERIOD                                 --             --             --
                                                   -----------    -----------    -----------
CASH, END OF PERIOD                                $      --      $      --      $      --
                                                   ===========    ===========    ===========

NON-CASH FINANCING ACTIVITIES

   Increase in investments                         $      --      $      --      $ 1,115,000
   Common stock issued for debt                    $      --      $ 1,047,794    $ 1,088,243
   Common stock issued for accounts payable        $      --      $    91,667    $    91,667
   Common stock issued for interest                $      --      $    60,337    $    74,190
   Common stock issued for services                $      --      $      --      $   180,000

CASH PAID FOR:

   Interest                                        $      --      $      --      $      --
   Income taxes                                    $      --      $      --      $      --


                    The accompanying notes are an integral part of these
                                    financial statements.


                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY

     The Company was organized September 15, 1986, under the laws of the State of Nevada. The purpose of the Company is to perform any lawful activity permitted by the State of Nevada. The Company has never been able to commence any operations and in accordance with SFAS #7, is considered a development stage company.

     On August 14, 1993, the Company amended its Articles of Incorporation changing the par value of the common stock from $1.00 per share to $0.001 per share, and increasing the authorized shares from 25,000 shares to 50,000,000 shares.

     On November 17, 1993, the Company authorized a forward stock split on the basis of 40:1, increasing the outstanding shares of common stock to 1,000,000 shares.

     On November 17, 1993, the Company sold 20,000 shares of common stock for $25,000. On June 29, 1994, these shares were canceled and the $25,000 was returned to the investor.

     On July 29, 1994, the Company approved a 2-for-1 forward stock split increasing the outstanding shares of common stock from 1,000,000 to 2,000,000 shares.

     On December 20, 1994, the Company issued 80,000 shares of its common stock for $10,000 in cash and 12,000 restricted shares of Tera West Ventures, Inc. On December 20, 1994, the stock was $5.50 bid $6.50 asking . Because of the restriction, the stock was valued at the bid price of $5.50 times 60,000 shares less a 30% discount or $231,000.

     On September 26, 1995, the Company sold 1,420,000 shares of common stock for $17,000.

     On September 15, 1996, the Company issued 40,000 common shares of stock for $20,000 for services.

     During 1997, the Company sold 1,545,000 shares of common stock for cash of $17,000.

     During 1998, the Company sold 1,901,511 shares of common stock for cash of $520,910.

     On March 25, 1999, the Company sold 4,000,000 shares of common stock for $200,000.

     On March 29, 1999, the Company issued 5,200,000 shares of common stock for debt of $1,000,000.

     On May 24, 1999, the Company approved a 1 for 5 reverse stock split.

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 1 - ORGANIZATION AND HISTORY (Continued)

     On August 15, 1999, the Company issued 160,000 shares of common stock for debt of $70,000.

     On September 7, 1999, the Company issued 250,000 shares of common stock for debt of $112,500.

     On December 9, 1999, the Company issued 1,929,000 shares of common stock for debt of $771,600.

     On December 9, 1999, the Company issued 400,000 shares of common stock for services of $160,000.

     On December 31, 1999, the Company sold 1,000,000 shares of common stock for cash of $200,000.

     The stock splits are reflected in the accompanying financial statements on a retroactive basis.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

     The Company has no operations to date and its accounting policies and procedures have not been determined, except as follows:

     Accounting Method
     -----------------

     The Company uses the accrual method of accounting.

     Basic Loss Per Share
     --------------------

     Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

     Income Taxes
     ------------

     As of March 31, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $3,900,000 that may be used in future years to offset taxable income through 2020.The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

     Cash and Cash Equivalents
     -------------------------

     For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Unaudited Financial Statements
     ------------------------------

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - WARRANTS AND OPTIONS

     The Company has outstanding options of 1,040,000 shares of common stock at $0.40 per share, that have not been exercised. The options do not expire until 2019.

     There are no warrants outstanding to acquire any additional shares of common stock of the Company.

NOTE 4 - GOING CONCERN

     As of the date of this review report, the Company is experiencing a severe liquidity problem. Management of the Company believes that the Company will require approximately $600,000 to $1,000,000 of additional financing to cover its operational expenses for the next twelve months. The Company's business operations have been designed to generally focus on the marketing of the Cybersensor Technology and its investment in PAMCO and Cybersensor. If PAMCO and Cybersensor do not proceed in the form and manner anticipated by management of the Company and if sales of the Cybersensor Technology are not successful in either Canada or Europe, substantial additional financing may be need to fund further marketing efforts and operational processes. The Company may not have sufficient funds to cover such expenses and, therefore advances or additional offerings of debt or equity instruments. However, there can be no assurance that the Company will be successful in raising additional capital. A certain principal of the Company has entered into a contractual loan arrangement with the Company to provide the capital necessary to continue the existence and business operations of the Company in the event the Company is unable to obtain such financing.

NOTE 5 - INVESTMENTS

     The Company is accounting for its investment in Petroleum Asset Management Company (PAMCO), a 26.09% owned affiliate, by the equity method of accounting under which the Company share of the net loss of the affiliate

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2000


NOTE 5 - INVESTMENTS (continued)

     is recognized as a loss in the Company's income statement and subtracted from the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

     The fiscal year of the affiliate ends on January 31 and the Company consistently follows the practice of recognizing the net loss of the affiliate on that basis. Therefore, the net loss of the affiliate which is reported in the Company's income statement is for the affiliates year which ended on January 31, 2000.

     The Company's original investment in PAMCO was $1,115,000. PAMCO had a net loss of $170,819 for the three months ended April 30, 2000, reducing PAMCO's total equity to $420,879. The percentage that the Company has of PAMCO's total equity is $109,807.

     On December 6, 1999, the Company purchased 1,551,064 shares of Cybersensor.com, Inc. for $1,554. This investment is 25.64% of Cybersensor.com, Inc. This investment is not accounted for as an equity investment due to the fact the Cybersensor.com, Inc. has issued more common stock after the audit date to make the Company's investment in Cybersensor.com less that 20%. Cybersensor.com, Inc. has not established a source of income and have a retained deficit of $362,034, the Company's investment is valued at $-0-.

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     As of March 31, 2000, the Company had notes payable due to related parties of $582,977. These notes are unsecured and bear interest at the rate of 8% per annum. This amount, along with the accrued interest, is due on demand until paid in full and/or converted into shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Identification of Investment Opportunities

     As of the date of this Report, there has been no revenue realized from the business operations of the Company. During fiscal year 1999, the Company's primary source of cash was from private offerings of its stock and advances made by certain principals and private investors of the Company.

     The Company was initially organized for the general purpose of identifying investment opportunities in certain companies, primarily in the energy and technology industries, which were seeking business partners and that demonstrated potential for long-term growth.

Investment in Petroleum Asset Management Company

     After consideration of substantial and detailed information by management, the Company and Petroleum Asset Management Company, a Delaware corporation ("Pamco") entered into an agreement dated June 4, 1998 (the "Pamco Agreement"). Pamco had developed two unique technologies: (i) a computer controlled pumping system to lift oil from stripper oil wells and water from stripper gas wells with low pressure air or gas; and (ii) a wireless communications link for companies seeking bi-directional monitoring and control of remote equipment or systems via the Internet, using a central server and a wireless satellite or terrestrial link (the "Cybersensor Technology"). The Pamco Agreement generally provided for the joint commercialization of the Cybersensor Technology through the acquisition of stripper oil and gas wells or leases and the subsequent conversion to and utilization of the Cybersensor Technology. The Pamco Agreement required the Company to make periodic payments of capital contributions to Pamco. The capital contributions would be used by Pamco to fund its large-scale acquisition program of stripper oil and gas well leases within the United States and the subsequent conversion of such wells to utilization of its technology systems. The Pamco Agreement generally provided for the creation of a joint venture entity to be owned 50% by the Company and 50% by Pamco. The Pamco Agreement further provided that the newly formed joint venture entity would acquire the exclusive rights to the technology systems to market and distribute for all stripper oil and gas well applications, as well as for environmental uses in cleaning up contaminated ground water, and that all revenues received by the Company and Pamco relating to the purposes within the Pamco Agreement would be distributed 50% to the Company and 50% to Pamco. The Pamco Agreement also provided for the issuance by Pamco to the Company of a convertible debenture, which provided the Company with the right to convert the full amount of the debenture to shares of restricted common stock in Pamco at a conversion rate of $55.56 per share or the latest market price of sales Pamco's common stock. In consideration of capital contributions in the aggregate amount of $1,115,000 made by the Company to Pamco, Pamco subsequently issued to the Company 193,883 shares of its restricted common stock (which represented an approximate 26.09% equity ownership interest).

     On April 19, 1999, Pamco transferred the Cybersensor Technology to Cybersensor, Inc., a corporation formed under the laws of the State of Nevada ("Cybersensor"). Pursuant to the transfer by Pamco to Cybersensor of the

Cybersensor Technology, Cybersensor subsequently entered into contractual arrangements with Pamco whereby (i) Cybersensor granted to Pamco a license to market and distribute the Cybersensor Technology, and (ii) Pamco's shareholders would be able to purchase from Cybersensor a pro rata number of shares of common stock of Cybersensor (based on their respective proportionate ownership of shares of common stock of Pamco), which represented an aggregate approximate 80% equity ownership interest. The Company, therefore, purchased at $0.001 per share 1,551,064 shares of restricted common stock of Cybersensor (which represented then an approximate 25.6% equity ownership interest).

     Due to extreme interest in the Cybersensor Technology, the Company and Pamco jointly agreed to focus their current business operations and priorities on the continued development and marketing of the Cybersensor Technology to the oil and gas industry, including stripper oil and gas well producers, and to other industries. During December 1999, the Company and Pamco agreed that (i) the Pamco Agreement would be terminated, (ii) the Company would limit its monetary investment in Pamco to the amount of funds previously invested pursuant to its contractual obligations under the Pamco Agreement and to the purchase of the shares of common stock of Cybersensor, and (iii) Cybersensor would grant to the Company a non-exclusive license to market and distribute the Cybersensor Technology in Europe.

     On December 30, 1999, the Company entered into a letter agreement with Cybersensor (the "European Letter Agreement") pursuant to which Cybersensor agreed to grant to the Company a non-exclusive license to market the Cybersensor Technology in Europe. The terms of the European Letter Agreement further provided that (i) the Company will pay to Cybersensor a royalty fee of five percent (5%) of gross revenues generated by the sale of the Cybersensor Technology in Europe, and (ii) the Company will be required to sell 1,000 units annually in order to retain the license rights. The Company and Cybersensor agreed that the European Letter Agreement incorporates the essential terms of their agreement, is binding upon the Company and Cybersensor, and that the Company and Cybersensor may negotiate such further terms and conditions that are reasonably necessary to carry out and give effect to the terms and provisions of the European Letter Agreement. As of the date of this Quarterly Report, the Company and Cybersensor have agreed to delay the marketing program, which is the subject of the European Letter Agreement, until Cybersensor has completed its introduction of the Cybersensor Technology in the marketplace of North American and can support the marketing efforts of the Company in Europe. Management anticipates that further discussions with Cybersensor regarding the European Letter Agreement will resume during the first quarter of 2001.

     On September 14, 2000, the Company entered into a letter agreement with Cybersensor (the "Canadian Letter Agreement") pursuant to which Cybersensor agreed to grant to the Company a non-exclusive license to market the Cybersensor Technology in Canada. The terms of the Canadian Letter Agreement further provided that the Company will be required to sell no less than 1,000 Cybersensor Technology products by June 30, 2001 in order to retain the license rights. The Company and Cybersensor agreed that the Canadian Letter Agreement incorporates the essential terms of their agreement, is binding upon the Company and Cybersensor, and that the Company and Cybersensor may negotiate such further terms and conditions that are reasonably necessary to carry out and give effect to the terms and provisions of the Canadian Letter Agreement.

     As of the date of this Quarterly Report, the Company is the owner of record of 193,883 shares of common stock of Pamco (which represents an approximate 26.09% equity ownership interest) and the owner of record of 4,653,192 shares of common stock of Cybersensor (based on a 3:1 stock split on May 12, 2000, and which currently represents an approximate 15.2% equity ownership interest).

     During fiscal year 2001, management of the Company intends to concentrate its financial resources in the establishment and creation of a Canadian market for the distribution and sale of the Cybersensor Technology. The Company has no further plans to increase its equity position in either Pamco or Cybersensor.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2000 Compared To Three-Month Period Ended March 31, 1999

     The Company's net losses for the three-month period ended March 31, 2000 were approximately $131,237 compared to a net loss of approximately $150,173 for the three-month period ended March 31, 1999. During both quarter periods, the Company recorded no income.

     For the three-month period ended March 31, 2000, the Company recorded operating expenses of $131,237 compared to $150,173 of operating expenses recorded for the three-month period ended March 31, 1999. Interest expense of $11,074 for the three-month period ended March 31, 2000 decreased by approximately $16,159 from an expense of $27,233 for the three-month period ended March 31, 1999. General overhead and administrative expenses of $120,163 for the three-month period ended March 31, 2000 decreased slightly by approximately $2,777 from a general overhead and administrative expense of $122,940 for the three-month period ended March 31, 1999. The slight decrease in overhead and administrative expenses resulted primarily from the decrease in costs associated with consummation of the transaction with Pamco. Overhead and administrative expenses include general corporate overhead, consulting costs, contractor fees, and professional fees.

     As a result of these factors, net loss for the three-month period ended March 31, 2000 was $131,237, a decrease of $18,936, as compared to a net loss of $150,173 for the three-month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Three-Month Period Ended March 31, 2000

     As of March 31, 2000, the Company's assets were $109,807 consisting of the valuation of the Company's equity investment in Pamco. As of March 31, 2000, the Company's liabilities were $605,090. The Company's liabilities increased by approximately $131,237 during the three-month period ended March 31, 2000 from liabilities of $473,853 at December 31, 1999.

     The increase in liabilities during the three-month period ended March 31, 2000 was due primarily to an increase of approximately $131,907 in notes payable from $451,070 recorded at December 31, 1999. The notes are due on demand until paid in full and/or converted into shares of common stock of the Company.

     Stockholders' equity (deficit) increased from ($319,479) for fiscal year ended December 31, 1999 to ($495,283) for the three-month period ended March 31, 2000.

PLAN OF OPERATION

     The Company is experiencing a severe liquidity crisis and must raise additional capital. Further, the Company has not generated any cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management anticipates that approximately $600,000 will be required to cover operational costs and expenses for the twelve-month period following the date of this Report.

     From inception (September 15, 1986) to March 31, 2000, the Company has spent approximately $1,684,250 on general and administrative expenses and interest relating to the (i) business of seeking and identifying investment opportunities with certain companies, (ii) consummation of the Pamco Agreement, and (iii) fulfillment of certain of its obligations under the Pamco Agreement. As of the date of this Quarerly Report, the Company has limited its financial investment in Pamco to amounts invested as of December 30, 1999 and has conducted limited business operations pertaining to the creation and establishment of a Canadian market for the distribution and sale of the Cybersensor Technology and related products. A twelve-month development plan and budget for fiscal year 2001 of approximately $600,000 is proposed by the Company. Funding will cover the following major areas of business activity:

o $200,000 for Establishment and Creation of a Canadian and/or European Market for the Distribution and Sale of the Cybersensor Technology and related products.
o    $400,000 for Working Capital, Including Overhead and Administrative
     Expenses.

     Management intends to raise additional capital through further public or private offerings of its stock and through bank loans or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's continued growth, financial success and movement into a viable operating basis are entirely dependent upon the Company's ability to (i) raise substantial amounts of additional capital, (ii) successfully establish and create a Canadian and/or European market for the distribution and sale of the Cybersensor Technology and related products, and
(iii) generate future revenues from the sale of the Cybersensor Technology and related products in Canada and/or Europe. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

     Therefore, on January 2, 2001, Mr. Daniel Kesonen, the President and a director of the Company, entered into a revolving credit loan agreement and supporting promissory note with the Company (the "Credit Loan Agreement") pursuant to which Mr. Kesonsen agreed to loan and provide the capital necessary to continue the existence and business operations of the Company in the event the Company is unable to obtain such financing. The terms and provisions of the Credit Loan Agreement further provide that (i) for a period of two years and upon request by the board of directors of the Company, Mr. Kesonsen shall loan to the Company such amounts as requested by the Company over a two year period, not to exceed an aggregate of $500,000; and (ii) the Company shall agree to execute a promissory note payable to Mr. Kesonsen within a period of ten years from the date of the Credit Loan Agreement.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party than those indicated below involving the Company or its properties. No director, officer or affiliate of the Company is
(i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

o On July 1, 2000, the president and director of the Company, Daniel Kesonen, exercised his option to purchase 600,000 shares of Common Stock at $0.40 per share pursuant to Section 4(2) of the 1933 Securities Act.

o On July 1, 2000, the Company entered into six separate settlement agreements with creditors whereby the Company agreed to issue an aggregate of 2,456,100 shares of Common Stock at $0.20 per share pursuant to Regulation S of the 1933 Securities Act. Under the terms of the respective settlement agreements, each creditor agreed to accept their respective shares of Common Stock as payment for the respective debt owed to such creditor. The Company issued an aggregate of 2,456,100 shares of Common Stock for payment of the debt. All of the six creditors are non-residents of the United States. The Company issued the shares in reliance upon the exemption from registration provided by Regulation S of the 1933 Securities Act. The creditors each represented to the Company that they acquired the shares for their own respective account and not with a view to distribution, and that the Company made available all material information concerning the Company.

o During December 2000, the Company engaged in an offering in which it raised $110,000 under Regulation S pursuant to which it sold 550,000 units at $0.20 per unit (each unit consisted of one share of restricted Common Stock and two warrants exercisable for a two year period entitling the holder thereof to purchase one share of restricted Common Stock at $0.40 per warrant). The Company issued shares of Common Stock to three investors, all of who were non-residents of the United States. The investors executed subscription agreements and acknowledged that the securities to be issued had not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors has the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. As of the date of this Quarterly Report, the offering is ongoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits required.

(b)  No reports required.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEVTAH CAPITAL MANAGEMENT CORPORATION

Dated: February 6, 2001                    By:  /s/  Daniel Kesonen
                                              ---------------------
                                                     Daniel Kesonen, President