Form 10QSB
period 2000-06-30
NEVTAH CAPITAL MANAGEMENT CORP
filed 2001-02-09
CIK 1104206

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______ to _______

                         Commission file number 0-29221

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                                 88-0308333
 ------------------------------                                ----------------
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

         Yes   X          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                       Outstanding as of February 1, 2001 2000
            -----                       ---------------------------------------
Common Stock, $.001 par value                         21,939,611


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

Statements of Operations                                                F-3

Statement of Stockholders' Equity (Deficit)                          F-4 to F-6

Statements of Cash Flows                                                 F-7

Notes to Financial Statements                                        F-8 to F-11

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheet


                                     ASSETS
                                     ------
                                                       June 30,     December 31,
                                                        2000           1999
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $      --      $      --
                                                     -----------    -----------
     Total Current Assets                                   --             --
                                                     -----------    -----------
OTHER ASSETS

   Investments (Note 5)                                   68,482        154,374
                                                     -----------    -----------
     Total Other Assets                                   68,482        154,374
                                                     -----------    -----------
     TOTAL ASSETS                                    $    68,482    $   154,374
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

CURRENT LIABILITIES

   Notes payable - related parties (Note 6)          $   707,040    $   451,070
   Accounts payable                                       14,639         11,443
   Accrued liabilities                                    32,949         11,340
                                                     -----------    -----------

     Total Current Liabilities                           754,628        473,853
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock:  $0.001 par value, authorized
    50,000,000 shares; 18,333,511 shares issued
    and outstanding                                       18,333         18,333
   Additional paid-in capital                          3,374,427      3,374,427
   Deficit accumulated during the development stage   (4,078,906)    (3,712,239)
                                                     -----------    -----------

     Total Stockholders' Equity (Deficit)               (686,146)      (319,479)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $    68,482    $   154,374
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                              financial statements




                                          NEVTAH CAPITAL MANAGEMENT CORPORATION
                                              (A Development Stage Company)
                                                Statements of Operations
                                                       (Unaudited)



                                                                                                              From
                                                                                                          Inception on
                                           For the Three Months Ended       For the Six  Months Ended     September 15,
                                                    June 30,                        June 30,              1986 Through
                                          ----------------------------    ----------------------------       June 30,
                                              2000            1999            2000            1999            2000
                                          ------------    ------------    ------------    ------------    ------------
REVENUE                                   $       --      $       --      $       --      $       --      $       --
                                          ------------    ------------    ------------    ------------    ------------

EXPENSES

   General and administrative                  139,003         196,779         259,166         319,719       1,607,433
   Interest expense                             10,535           7,854          21,609          35,087         230,355
                                          ------------    ------------    ------------    ------------    ------------

     Total Expenses                            149,538         204,633         280,775         354,806       1,837,788
                                          ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                          (149,538)       (204,633)       (280,775)       (354,806)     (1,837,788)
                                          ------------    ------------    ------------    ------------    ------------

OTHER EXPENSES

   Loss on equity investment (Note 5)          (41,325)           --           (85,892)           --        (1,048,072)
   Loss on asset valuation                        --              --              --              --        (1,193,046)
                                          ------------    ------------    ------------    ------------    ------------

     Total Other Expenses                      (41,325)           --           (85,892)           --        (2,241,118)
                                          ------------    ------------    ------------    ------------    ------------

NET LOSS                                  $   (190,863)   $   (204,633)   $   (366,667)   $   (354,806)   $ (4,078,906)
                                          ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                      $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                          ============    ============    ============    ============

BASIC WEIGHTED AVERAGE OF
 SHARES OUTSTANDING                         18,333,511      14,613,742      18,333,511      14,613,742
                                          ============    ============    ============    ============


                                  The accompanying notes are an integral part of these
                                                  financial statements

                        NEVTAH CAPITAL MANAGEMENT CORPORATION
                            (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)


                                                                          Deficit
                                                                        Accumulated
                                       Common Stock        Additional   During the
                                 ------------------------   Paid-in     Development
                                   Shares      Amount       Capital        Stage
                                 ---------   ----------    ----------   ----------


Balance, September 15, 1986           --     $    --       $    --      $    --

Common stock issued for
 cash at an average of $0.06
 per share                         428,000         428        27,072

Net loss from inception on
 September 15, 1986 through
 December 31, 1993                    --          --            --         (3,266)
                                 ---------   ---------     ---------    ---------

Balance, December 31, 1993         428,000         428        27,072       (3,266)

Common stock canceled for
 cash at $1.25 per share           (20,000)        (20)      (24,980)        --

Common stock issued for
 cash and marketable
 securities at $3.01 per share      80,000          80       240,920         --

Net loss for the year ended
 December 31, 1994                    --           --           --           (834)
                                 ---------   ---------     ---------    ---------

Balance, December 31, 1994         488,000         488       243,012       (4,100)

Common stock issued for
 cash at $0.012 per share        1,420,000       1,420        15,580         --

Net loss for the year ended
 December 31, 1995                    --          --            --        (13,400)
                                 ---------   ---------     ---------    ---------

Balance, December 31, 1995       1,908,000       1,908       258,592      (17,500)

Common stock issued for
 services at $0.10 per share        40,000          40        19,960         --

Net loss for the year ended
 December 31, 1996                    --          --            --       (295,723)
                                 ---------   ---------     ----------   ---------

Balance, December 31, 1996       1,948,000   $   1,948     $ 278,552    $(313,223)
                                 ---------   ---------     ---------    ---------


Table continues on following page.

                        NEVTAH CAPITAL MANAGEMENT CORPORATION
                            (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)



                                                                          Deficit
                                                                        Accumulated
                                    Common Stock           Additional   During the
                              ------------------------      Paid-in     Development
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


                The accompanying notes are an integral part of these
                                financial statements

                         NEVTAH CAPITAL MANAGEMENT CORPORATION
                             (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit) (Continued)



                                                                           Deficit
                                                                         Accumulated
                                    Common Stock            Additional   During the
                               -------------------------     Paid-in     Development
                                 Shares        Amount        Capital        Stage
                               -----------   -----------   -----------   -----------
Balance forward                 16,933,511   $    16,933   $ 3,015,827   $(2,075,569)

Common stock issued for
 services at $0.40 per share       400,000           400       159,600          --

Common stock issued for
 cash at $0.20 per share         1,000,000         1,000       199,000          --

Net loss for the year ended
 December 31, 1999                    --            --            --      (1,636,670)
                               -----------   -----------   -----------   -----------

Balance, December 31, 1999      18,333,511        18,333     3,374,427    (3,712,239)

Net loss for the six months
 ended June 30, 2000
 (unaudited)                          --            --            --        (366,667)
                               -----------   -----------   -----------   -----------

Balance, June 30, 2000
 (unaudited)                    18,333,511   $    18,333   $ 3,374,427   $(4,078,906)
                               ===========   ===========   ===========   ===========


                 The accompanying notes are an integral part of these
                                 financial statements

                                         NEVTAH CAPITAL MANAGEMENT CORPORATION
                                             (A Development Stage Company)
                                               Statements of Cash Flows
                                                      (Unaudited)


                                                                                                             From
                                                 For the Three Months Ended  For the Six  Months Ended   Inception on
                                                          June 30,                    June 30,           September 15,
                                                 --------------------------  --------------------------  1986 Through
                                                     2000          1999          2000          1999          2000
                                                 ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $   (190,863) $   (204,633) $   (366,667) $   (354,806) $ (4,078,906)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Issuance of common stock for services               --            --            --            --         180,000
     Allowance for investments                         41,325          --          85,892          --       1,048,072
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable           11,035         3,000         7,696       (88,667)      110,806
     Increase (decrease) in accrued liabilities        14,440         7,855        21,610       (52,482)      107,139
                                                 ------------  ------------  ------------  ------------  ------------

       Net Cash Used In Operating Activities         (124,063)     (193,778)     (251,469)     (495,955)   (2,632,889)
                                                 ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for investments                             --            --            --            --          (1,554)
   Note receivable - related party                       --            --            --            --        (415,000)
                                                 ------------  ------------  ------------  ------------  ------------

       Net Cash Used in Investing Activities             --            --            --            --        (416,554)
                                                 ------------  ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                     --            --            --            --       1,258,660
   Borrowings from related parties                    124,063       193,778       251,469       495,955     1,930,528
   Repayment to related parties                          --            --            --            --        (139,745)
                                                 ------------  ------------  ------------  ------------  ------------

       Net Cash Provided by Financing Activities      124,063       193,778       251,469       495,955     3,049,443
                                                 ------------  ------------  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                          --            --            --            --            --

CASH, BEGINNING OF PERIOD                                --            --            --            --            --
                                                 ------------  ------------  ------------  ------------  ------------

CASH, END OF PERIOD                              $       --    $       --    $       --    $       --    $       --
                                                 ============  ============  ============  ============  ============

NON-CASH FINANCING ACTIVITIES

   Increase in investments                       $       --    $      --     $     --     $        --     $ 1,115,000
   Common stock issued for debt                  $       --    $      --     $     --     $   1,047,794   $ 1,088,243
   Common stock issued for accounts payable      $       --    $      --     $     --     $      91,667   $    91,667
   Common stock issued for interest              $       --    $      --     $     --     $      60,337   $    74,190
   Common stock issued for services              $       --    $      --     $     --     $        --     $   180,000

CASH PAID FOR:

   Interest                                      $       --    $      --     $     --     $        --     $      --
   Income taxes                                  $       --    $      --     $     --     $        --     $      --


                                 The accompanying notes are an integral part of these
                                                 financial statements

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

     The Company has no operations to date and its accounting policies and procedures have not been determined, except as follows:

     Accounting Method
     -----------------

     The Company uses the accrual method of accounting and has adopted a calender year end.

     Basic Loss Per Share
     --------------------

     Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

     Income Taxes
     ------------

     As of June 30, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,100,000 that may be used in future years to offset taxable income through 2020.The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

     Cash and Cash Equivalents
     -------------------------

     For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2000


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

     The Company's original investment in PAMCO was $1,115,000. PAMCO had a net loss of $329,215 for the six months ended July 31, 2000 reducing PAMCO's total equity to $329,215. The percentage that the Company has of PAMCO's total equity is $68,482.

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

NOTE 7 - SUBSEQUENT EVENTS

     On July 3, 2000, the Company issued 2,456,100 shares of common stock at $0.20 per share for a total of $491,220 of the Company's debt.

     On July 3, 2000, the President of the Company exercised 600,000 options at $0.40 per share for a total of $240,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     As of the date of this Report, there has been no revenue realized from the business operations of the Company. During fiscal year 2000, the Company's primary source of cash was from private offerings of its stock and advances made by certain principals and private investors of the Company.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2000 Compared To Six-Month Period Ended June 30, 1999

     The Company's net losses for the six-month period ended June 30, 2000 were approximately $366,667 compared to a net loss of approximately $354,806 for the six-month period ended June 30, 1999. During both quarter periods, the Company recorded no income.

     For the six-month period ended June 30, 2000, the Company recorded operating expenses of $280,775 compared to $354,806 of operating expenses recorded for the six-month period ended June 30, 1999. Interest expense of $21,609 for the six-month period ended June 30, 2000 decreased by approximately $13,478 from an expense of $35,087 for the six-month period ended June 30, 1999. General overhead and administrative expenses of $259,166 for the six-month period ended June 30, 2000 decreased by approximately $60,553 from a general overhead and administrative expense of $319,719 for the six-month period ended June 30, 1999. The decrease in overhead and administrative expenses resulted primarily from the decrease in costs associated with consummation of the transaction with Pamco. Overhead and administrative expenses include general corporate overhead, consulting costs, contractor fees, and professional fees.

     Other expenses of the Company increased as a result of the loss on the asset valuation relating to the Company's original investment of $1,115,000 in Pamco. The loss was recorded at $85,892 for the six-month period ended June 30, 2000 compared to $-0- recorded for the six-month period ended June 30, 1999.

     As a result of these factors, net loss for the six-month period ended June 30, 2000 was $366,667, an increase of $11,861, as compared to a net loss of $354,806 for the six-month period ended June 30, 1999.

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

     The Company's net losses for the three-month period ended June 30, 2000 were approximately $190,863 compared to a net loss of approximately $2004,633 for the three-month period ended June 30, 1999. During both quarter periods, the Company recorded no income.

     For the three-month period ended June 30, 2000, the Company recorded operating expenses of $149,538 compared to $204,633 of operating expenses recorded for the three-month period ended June 30, 1999. Interest expense of $10,535 for the three-month period ended June 30, 2000 increased by approximately $2,681 from an expense of $7,854 for the three-month period ended June 30, 1999. General overhead and administrative expenses of $139,003 for the three-month period ended June 30, 2000 decreased, however, by approximately $57,776 from a general overhead and administrative expense of $196,779 for the three-month period ended June 30, 1999. The increase in overhead and administrative expenses resulted primarily from the increase in costs associated with the commencement of establishing and marketing the Cybersensor Technology in Canada.

     Other expenses of the Company increased as a result of the loss on the asset valuation relating to the Company's original investment of $1,115,000 in Pamco. The loss was recorded at $41,325 for the three-month period ended June 30, 2000 compared to $-0- recorded for the three-month period ended June 30, 1999.

     As a result of these factors, net loss for the three-month period ended June 30, 2000 was $190,863, a decrease of $13,770, as compared to a net loss of $204,633 for the three-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Six-Month Period Ended June 30, 2000

     As of June 30, 2000, the Company's assets were $68,482 consisting of the valuation of the Company's equity investment in Pamco. As of June 30, 2000, the Company's liabilities were $754,628. The Company's liabilities increased by approximately $280,775 during the six-month period ended June 30, 2000 from liabilities of $473,853 at December 31, 1999.

     The increase in liabilities during the six-month period ended June 30, 2000 was due primarily to an increase of approximately $255,970 in notes payable from $451,070 recorded at December 31, 1999. The notes are due on demand until paid in full and/or converted into shares of common stock of the Company.

     Stockholders' equity (deficit) increased from ($319,479) for fiscal year ended December 31, 1999 to ($686,146) for the six-month period ended June 30, 2000.

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

     From inception (September 15, 1986) to June 30, 2000, the Company has spent approximately $1,837,788 on general and administrative expenses and interest relating to the (i) consummation of the Pamco Agreement, (ii) fulfillment of certain of its obligations under the Pamco Agreement, and (iii) commencement of establishing and marketing the Cybersensor Technology in Canada. As of the date of this Quarerly Report, the Company has limited its financial investment in Pamco to amounts invested as of December 30, 1999 and has conducted limited business operations pertaining to the creation and establishment of a Canadian market for the distribution and sale of the Cybersensor Technology and related products. A twelve-month development plan and budget for fiscal year 2001 of approximately $600,000 is proposed by the Company. Funding will cover the following major areas of business activity:

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

                                       NEVTAH CAPITAL MANAGEMENT CORPORATION

Dated: February 6, 2001                By:  /s/  Daniel Kesonen
                                          ------------------------------------
                                                 Daniel Kesonen, President