Form 10QSB
period 2000-09-30
NEVTAH CAPITAL MANAGEMENT CORP
filed 2001-02-09
CIK 1104206

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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




                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Balance Sheet                                                            F-2

Statements of Operations                                                 F-3

Statement of Stockholders' Equity (Deficit)                           F-4 to F-5


Statements of Cash Flows                                                 F-6


Notes to Financial Statements                                        F-7 to F-10

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                                    September 30,  December 31,
                                                         2000          1999
                                                     -----------    -----------
                                                     (Unaudited)
CURRENT ASSETS

   Cash                                              $      --      $      --
                                                     -----------    -----------

     Total Current Assets                                   --             --
                                                     -----------    -----------

OTHER ASSETS

   Investments (Note 5)                                   26,674        154,374
                                                     -----------    -----------

     Total Other Assets                                   26,674        154,374
                                                     -----------    -----------

     TOTAL ASSETS                                    $    26,674    $   154,374
                                                     ===========    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Notes payable - related parties (Note 6)          $   146,899    $   451,070
   Accounts payable                                        2,949         11,443
   Accrued liabilities                                       460         11,340
                                                     -----------    -----------

     Total Current Liabilities                           150,308        473,853
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock:  $0.001 par value, authorized
    50,000,000 shares; 21,389,611 and 18,333,511
    shares issued and outstanding, respectively           21,390         18,333
   Additional paid-in capital                          4,102,590      3,374,427
   Deficit accumulated during the development stage   (4,247,614)    (3,712,239)
                                                     -----------    -----------

     Total Stockholders' Equity (Deficit)               (123,634)      (319,479)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $    26,674    $   154,374
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



                                    NEVTAH CAPITAL MANAGEMENT CORPORATION
                                         (A Development Stage Company)
                                           Statements of Operations
                                                 (Unaudited)


                                                                                                             From
                                                                                                        Inception on
                                         For the Three Months Ended      For the Nine Months Ended      September 15,
                                                September 30,                  September 30,            1986 Through
                                        ----------------------------    ----------------------------    September 30,
                                            2000            1999            2000            1999            2000
                                        ------------    ------------    ------------    ------------    ------------

REVENUE                                 $       --      $       --      $       --      $       --      $       --
                                        ------------    ------------    ------------    ------------    ------------

EXPENSES

   General and administrative                126,449         118,762         385,615         438,481       1,733,882
   Interest expense                              451           7,403          22,060          42,490         230,806
                                        ------------    ------------    ------------    ------------    ------------

     Total Expenses                          126,900         126,165         407,675         480,971       1,964,688
                                        ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                        (126,900)       (126,165)       (407,675)       (480,971)     (1,964,688)
                                        ------------    ------------    ------------    ------------    ------------

OTHER EXPENSES

   Loss on equity investment (Note 5)        (41,808)           --          (127,700)           --        (1,089,880)
   Loss on asset valuation                      --              --              --              --        (1,193,046)
                                        ------------    ------------    ------------    ------------    ------------

     Total Other Expenses                    (41,808)           --          (127,700)           --        (2,282,926)
                                        ------------    ------------    ------------    ------------    ------------

NET LOSS                                $   (168,708)   $   (126,165)   $   (535,375)   $   (480,971)   $ (4,247,614)
                                        ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                    $      (0.01)   $      (0.01)   $      (0.03)   $      (0.03)
                                        ============    ============    ============    ============

BASIC WEIGHTED AVERAGE OF
 SHARES OUTSTANDING                       19,326,186      14,613,742      19,326,186      14,613,742
                                        ============    ============    ============    ============


                             The accompanying notes are an integral part of these
                                            financial statements.

                                                     F-3

                          NEVTAH CAPITAL MANAGEMENT CORPORATION
                              (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit)

                                                                                Deficit
                                                                              Accumulated
                                       Common Stock             Additional    During the
                                 --------------------------      Paid-in      Development
                                    Shares         Amount        Capital         Stage
                                 -----------    -----------    -----------    -----------
Balance, September 15, 1986             --      $      --      $      --      $      --

Common stock issued for
 cash at an average of $0.06
 per share                           428,000            428         27,072

Net loss from inception on
 September 15, 1986 through
 December 31, 1993                      --             --             --           (3,266)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1993           428,000            428         27,072         (3,266)

Common stock canceled for
 cash at $1.25 per share             (20,000)           (20)       (24,980)          --

Common stock issued for
 cash and marketable
 securities at $3.01 per share        80,000             80        240,920           --

Net loss for the year ended
 December 31, 1994                      --             --             --             (834)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1994           488,000            488        243,012         (4,100)

Common stock issued for
 cash at $0.012 per share          1,420,000          1,420         15,580           --

Net loss for the year ended
 December 31, 1995                      --             --             --          (13,400)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1995         1,908,000          1,908        258,592        (17,500)

Common stock issued for
 services at $0.10 per share          40,000             40         19,960           --

Net loss for the year ended
 December 31, 1996                      --             --             --         (295,723)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1996         1,948,000    $     1,948    $   278,552    $  (313,223)
                                 -----------    -----------    -----------    -----------
Common stock issued for
 cash at an average of
 $0.05 per share                   1,545,000          1,545         75,705           --

Net loss for the year ended
 December 31, 1997                      --             --             --       (1,019,083)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1997         3,493,000          3,493        354,257     (1,332,306)

Common stock issued for
 cash at an average of
 $0.27 per share                   1,901,511          1,901        519,009           --

Net loss for the year ended
 December 31, 1998                      --             --             --         (743,263)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1998         5,394,511          5,394        873,266     (2,075,569)


Table continues on following page.


                          NEVTAH CAPITAL MANAGEMENT CORPORATION
                              (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)(Continued)

                                                                                Deficit
                                                                              Accumulated
                                       Common Stock             Additional    During the
                                 --------------------------      Paid-in      Development
                                    Shares         Amount        Capital         Stage
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1998         5,394,511          5,394        873,266     (2,075,569)

Common stock issued for
 cash at $0.05 per share           4,000,000          4,000        196,000           --

Restricted stock issued for
 debt at $0.192 per share          5,200,000          5,200        994,800           --

Restricted stock issued for
 debt at $0.44 per share             160,000            160         69,840           --

Restricted stock issued for
 debt at $0.45 per share             250,000            250        112,250           --

Restricted stock issued for
 debt at $0.40 per share           1,929,000          1,929        769,671           --
                                 -----------    -----------    -----------    -----------

Balance forward                   16,933,511    $    16,933    $ 3,015,827    $(2,075,569)
                                 -----------    -----------    -----------    -----------
Common stock issued for
 services at $0.40 per share         400,000            400        159,600           --

Common stock issued for
 cash at $0.20 per share           1,000,000          1,000        199,000           --

Net loss for the year ended
 December 31, 1999                      --             --             --       (1,636,670)
                                 -----------    -----------    -----------    -----------

Balance, December 31, 1999        18,333,511         18,333      3,374,427     (3,712,239)

Common stock issued for
 services at $0.40 per
 share (unaudited)                    600,00            600        239,400           --

Common stock issued for
 debt at $0.20 per
 share (unaudited)                 2,456,100          2,456        488,764           --

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                            --             --             --         (535,375)
                                 -----------    -----------    -----------    -----------
Balance, September 30, 2000
 (unaudited)                      21,389,611    $    21,389    $ 4,102,590    $(4,247,614)
                                 ===========    ===========    ===========    ===========


                    The accompanying notes are an integral part of these
                                   financial statements.

                                          F-5

                                       NEVTAH CAPITAL MANAGEMENT CORPORATION
                                            (A Development Stage Company)
                                               Statements of Cash Flows
                                                      (Unaudited)

                                                                                                                  From
                                                                                                              Inception on
                                                   For the Three Months Ended     For the Nine Months Ended   September 15,
                                                          September 30,                 September 30,         1986 Through
                                                   --------------------------    --------------------------   September 30,
                                                      2000            1999           2000           1999          2000
                                                   -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (168,708)   $  (126,165)   $  (535,375)   $  (480,971)   $(4,247,614)
   Adjustment to reconcile net loss to net
    cash used by operating activities:
     Issuance of common stock for services             240,000           --          240,000           --          420,000
     Allowance for investments                          41,808           --          127,700           --        1,089,880
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable            16,190        108,158         (8,494)        19,491         94,616
     Increase (decrease) in accrued liabilities         11,221        (19,124)        10,389        (33,358)        95,918
     Increase (decrease) in stock
        subscription advance                              --         (161,752)          --         (200,000)          --
                                                   -----------    -----------    -----------    -----------    -----------

Net Cash  Used In Operating Activities                  85,689       (198,883)      (165,780)      (694,838)    (2,547,200)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for investments                              --             --             --
                                                                                                       --           (1,554)
   Note receivable - related party                        --         (600,000)          --
                                                   -----------    -----------    -----------    -----------    -----------

       Net Cash Used in Investing Activities              --         (600,000)          --         (600,000)      (416,554)
                                                   -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                      --        1,382,500           --        1,382,500      1,258,660
   Borrowings from related parties                     129,238        416,383        380,707        912,338      2,059,766
   Repayment to related parties                       (214,927)    (1,000,000)      (214,927)    (1,000,000)      (354,672)
                                                   -----------    -----------    -----------    -----------    -----------

       Net Cash Provided by Financing Activities       (85,689)       798,883        165,780      1,294,838      2,963,754
                                                   -----------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                           --             --             --             --             --
CASH, BEGINNING OF PERIOD                                 --             --             --             --             --
                                                   -----------    -----------    -----------    -----------    -----------

CASH, END OF PERIOD                                $      --      $      --      $      --      $      --      $      --
                                                   ===========    ===========    ===========    ===========    ===========

NON-CASH FINANCING ACTIVITIES

   Increase in investments                         $      --      $      --      $      --      $      --      $ 1,115,000
   Common stock issued for debt                    $   469,952    $      --      $   469,952    $ 1,047,794    $ 1,558,195
   Common stock issued for accounts payable        $      --      $      --      $      --      $    91,667    $    91,667
   Common stock issued for interest                $    21,268    $      --      $    21,268    $    60,337    $    95,458
   Common stock issued for services                $   240,000    $      --      $   240,000    $      --      $   420,000

CASH PAID FOR:

   Interest                                        $      --      $      --      $      --      $      --      $      --
   Income taxes                                    $      --      $      --      $      --      $      --      $      --


                                The accompanying notes are an integral part of these
                                                financial statements.

                                                         F-6

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


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

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000


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

     Income Taxes
     ------------

     As of September 30, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,100,000 that may be used in future years to offset taxable income through 2020.The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

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

                      NEVTAH CAPITAL MANAGEMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2000

NOTE 5 - INVESTMENTS

     The Company is accounting for its investment in Petroleum Asset Management Company (PAMCO), a 26.09% owned affiliate, by the equity method of accounting under which the Company share of the net loss of the affiliate is recognized as a loss in the Company's income statement and subtracted from the investment account, and dividends received from the affiliate are treated as a reduction of the investment account.

     The fiscal year of the affiliate ends on January 31 and the Company consistently follows the practice of recognizing the net loss of the affiliate on that basis. Therefore, the net loss of the affiliate which is reported in the Company's income statement is for the affiliates year which ended on January 31, 2000. The Company's original investment in PAMCO was $1,115,000. PAMCO had a net loss of $489,460 for the nine months ended October 31, 2000, reducing PAMCO total equity to $102,238. The percentage that the Company has of PAMCO's total equity is $26,674.

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

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     As of September 31, 2000, the Company had notes payable due to related parties of $146,899. These notes are unsecured and bear interest at the rate of 8% per annum. This amount, along with the accrued interest, is due on demand until paid in full and/or converted into shares of the Company.

NOTE 7 - SUBSEQUENT EVENTS

     On October 18, 2000, the Company enacted a private placement offering of 1,500,000 shares of common stock to be sold at $0.25 per share. For each share that is sold, there is a warrant attached to it for one share, exercisable at $0.40 per share, expiring in two years.

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

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2000 Compared To Nine-Month Period Ended September 30, 1999

     The Company's net losses for the nine-month period ended September 30, 2000 were approximately $535,375 compared to a net loss of approximately $480,971 for the nine-month period ended September 30, 1999. During both quarter periods, the Company recorded no income.

     For the nine-month period ended September 30, 2000, the Company recorded operating expenses of $407,675 compared to $480,971 of operating expenses recorded for the nine-month period ended September 30, 1999. Interest expense of $22,060 for the nine-month period ended September 30, 2000 decreased by approximately $20,430 from an expense of $42,490 for the nine-month period ended September 30, 1999. General overhead and administrative expenses of $385,615 for the nine-month period ended September 30, 2000 decreased by approximately $52,866 from a general overhead and administrative expense of $438,481 for the nine-month period ended September 30, 1999. The decrease in overhead and administrative expenses resulted primarily from the decrease in costs associated with consummation of the transaction with Pamco. Overhead and administrative expenses include general corporate overhead, consulting costs, contractor fees, and professional fees.

     Other expenses of the Company increased as a result of the loss on the asset valuation relating to the Company's original investment of $1,115,000 in Pamco. The loss was recorded at $127,700 for the nine-month period ended September 30, 2000 compared to $-0- recorded for the nine-month period ended September 30, 1999.

     As a result of these factors, net loss for the nine-month period ended September 30, 2000 was $535,375, an increase of $54,404, as compared to a net loss of $480,971 for the nine-month period ended September 30, 1999.

Three-Month Period Ended September 30, 2000 Compared to Three-Month Period Ended September 30, 1999

     The Company's net losses for the three-month period ended September 30, 2000 were approximately $168,708 compared to a net loss of approximately $126,165 for the three-month period ended September 30, 1999. During both quarter periods, the Company recorded no income.

     For the three-month period ended September 30, 2000, the Company recorded operating expenses of $126,900 compared to $126,165 of operating expenses recorded for the three-month period ended September 30, 1999. Interest expense of $451 for the three-month period ended September 30, 2000 decreased by approximately $6,952 from an expense of $7,403 for the three-month period ended September 30, 1999. General overhead and administrative expenses of $126,449 for the three-month period ended September 30, 2000 increased, however, by approximately $7,687 from a general overhead and administrative expense of $118,762 for the three-month period ended September 30, 1999. The increase in overhead and administrative expenses resulted primarily from the increase in costs associated with the commencement of establishing and marketing the Cybersensor Technology in Canada.

     Other expenses of the Company increased as a result of the loss on the asset valuation relating to the Company's original investment of $1,115,000 in Pamco. The loss was recorded at $41,808 for the three-month period ended September 30, 2000 compared to $-0- recorded for the three-month period ended September 30, 1999.

     As a result of these factors, net loss for the three-month period ended September 30, 2000 was $168,708, an increase of $43,543, as compared to a net loss of $125,165 for the three-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Nine-Month Period Ended September 30, 2000

     As of September 30, 2000, the Company's assets were $26,674 consisting of the valuation of the Company's equity investment in Pamco. As of September 30, 2000, the Company's liabilities were $150,308. The Company's liabilities decreased by approximately $323,545 during the nine-month period ended September 30, 2000 from liabilities of $473,853 at December 31, 1999.

     The decrease in liabilities during the nine-month period ended September 30, 2000 was due primarily to a decrease of approximately $304,171 in notes payable from $451,070 recorded at December 31, 1999. On July 1, 2000, the Company entered into six separate settlement agreements with creditors in which the Company agreed to settle an aggregate debt of $491,220 by issuing an aggregate of 2,456,100 shares of its restricted common stock at $0.20 per share as settlement.

     Stockholders' equity (deficit) decreased from ($319,479) for fiscal year ended December 31, 1999 to ($123,634) for the nine-month period ended September 30, 2000.

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

     From inception (September 15, 1986) to September 30, 2000, the Company has spent approximately $1,964,688 on general and administrative expenses and interest relating to the (i) consummation of the Pamco Agreement, (ii) fulfillment of certain of its obligations under the Pamco Agreement, and (iii) commencement of establishing and marketing the Cybersensor Technology in Canada. As of the date of this Quarerly Report, the Company has limited its financial investment in Pamco to amounts invested as of December 30, 1999 and has conducted limited business operations pertaining to the creation and establishment of a Canadian market for the distribution and sale of the Cybersensor Technology and related products. A twelve-month development plan and budget for fiscal year 2001 of approximately $600,000 is proposed by the Company. Funding will cover the following major areas of business activity:

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

                                       NEVTAH CAPITAL MANAGEMENT CORPORATION

Dated: February 6, 2001                By:  /s/  Daniel Kesonen
                                          ----------------------------------
                                                 Daniel Kesonen, President