Form 10QSB/A
period 2000-06-30
NEVTAH CAPITAL MANAGEMENT CORP
filed 2001-02-12
CIK 1104206

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       To
                                   FORM 10-QSB

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

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     As of June 30, 2000, the Company had notes payable due to related parties of $707,040. These notes are unsecured and bear interest at the rate of 8% per annum. This amount, along with the accrued interest, is due on demand until paid in full and/or converted into shares of the Company.

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

Three-Month Period Ended June 30, 2000 Compared to Three-Month Period Ended June 30, 1999

     The Company's net losses for the three-month period ended June 30, 2000 were approximately $190,863 compared to a net loss of approximately $204,633 for the three-month period ended June 30, 1999. During both quarter periods, the Company recorded no income.

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