Form 10QSB/A
period 2000-09-30
NEVTAH CAPITAL MANAGEMENT CORP
filed 2001-02-12
CIK 1104206

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

NOTE 6 - NOTES PAYABLE - RELATED PARTIES

     As of September 30, 2000, the Company had notes payable due to related parties of $146,899. These notes are unsecured and bear interest at the rate of 8% per annum. This amount, along with the accrued interest, is due on demand until paid in full and/or converted into shares of the Company.

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