Form 10-K
period 2004-12-31
NEVTAH CAPITAL MANAGEMENT CORP
filed 2020-04-17
CIK 1104206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2004

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

On August 14, 1993, the Company amended its Articles of Incorporation changing the par value of the common stock from $1.00 per share to $0.001 per share,and increasing the authorized shares from 25,000 shares to 50,000,000 shares.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2004 and 2003, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2004	$0	$0
September 30, 2004	$0	$0
June 30, 2004	$0	$0
March 31, 2004	$0	$0
December 31, 2003	$0	$0
September 30, 2003	$0	$0
June 30, 2003	$0	$0
March 31, 2003	$0	$0

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Revenue

For the year ended December 31, 2004, the Company generated $0 in revenues. For the year ended December 31, 2003, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2004, we incurred operating expenses in the amount of $0. For the year ended December 31, 2003, we incurred operating expenses of $0.

Net Loss

We had net loss of $0 for the year ended December 31, 2004. For the year months ended December 31, 2003 we incurred a net loss of $0.

Liquidity

As of December 31, 2004, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2004, we had $0 in cash. As of December 31, 2003, we had $0 in cash.

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

On December 31, 2004 and December 31, 2003 we have had $0 in current assets and $0 in current assets, respectively. As of December 31, 2004, we had $0 in liabilities. As of December 31, 2003, we had $0 in liabilities.

We had no cash flow from operations during the year ended December 31, 2004.

We had $0 cash flow used in operations during the year ended December 31, 2004.The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2004 and 2003 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2004 and 2003, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2004, our company has an accumulated deficit of $4,123,980. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 9. Changes in and Disagreements with Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, David Lazar, who is our Chief executive officer and Chief financial officer, as of December 31, 2004, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer has concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2004, our internal control over financial reporting was not effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2004.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2004 and 2003. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2004 and 2003.

Compensation of Directors

During the year ended December 31, 2004 and 2003, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2004 and 2003, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

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

Item 14. Principal accountant fees and services.

The following table shows the aggregate fees we paid for professional services provided to us for 2004 and 2003:

	2004	2003
Audit Fees	$0	0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$0	0

Audit Fees

For the year ended December 31, 2004 and 2003, we paid $0 and $0 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended December 31, 2004 and 2003, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended December 31, 2004 and 2003, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended December 31, 2004 and 2003 independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2004 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2004. However, all of the above services in 2004 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

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
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nevtah Capital Management Corporation:

We were engaged to audit the accompanying balance sheets of Nevtah Capital Management Corporation (“the Company”) as of December 31, 2004 and 2003 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until March of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2004 and 2003, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

/s/ BF Borgers CPA PC
B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO
April 15, 2020

NEVTAH CAPITAL MANAGEMENT CORPORATION

BALANCE SHEETS

(Audited)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash	$-	$-
Other current assets
Total current assets	-	-

Fixed assets
Other assets
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	-	-
Related party notes payable	-	-
Total current liabilities	-	-

Commitments and Contingencies

Common stock, par value $0.001 per share; 50,000,000 shares authorized; 21,939,611 shares issued and outstanding in 2004 and 2003, respectively	21,940	21,940
Additional paid in capital	4,102,040	4,102,040
Retained earnings	(4,123,980)	(4,123,980)
Total stockholders’ equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

NEVTAH CAPITAL MANAGEMENT CORPORATION

STATEMENTS OF OPERATIONS

(Audited)

For The Fiscal Year Ended December 31,
	2004	2003
SALES	$-	$-
COST OF SALES
GROSS PROFIT

OPERATING EXPENSES:
Selling, general and administrative	-	-
Total operating expenses	-	-

LOSS BEFORE OTHER INCOME	-	-

OTHER INCOME (EXPENSE)
Loss on equity investment	-	-
Interest expense - Other
Loss on discontinued operations	-	-
Total other income (expense)	-	-

NET LOSS BEFORE INCOME TAXES	-	-

Provision for income taxes	-	-

NET PROFIT	-	-

The accompanying notes are an integral part of these financial statements.

NEVTAH CAPITAL MANAGEMENT CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 31, 2004 AND DECEMBER 31, 2003

(Audited)

	Common Stock		Preferred Stock		Additional Paid In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balances, December 31, 2002	21,939,611	$21,940	-	$-	$4,102,040	$(4,123,980)	$-

Net loss	-	-	-	-	-	-	-
Balances, December 31, 2003	21,939,611	$21,940	-	$-	$4,102,040	$(4,123,980)	$-

Net loss	-	-	-	-	-	-	-
Balances, December 31, 2004	21,939,611	$21,940	-	$-	$4,102,040	$(4,123,980)	$-

The accompanying notes are an integral part of these financial statements.

NEVTAH CAPITAL MANAGEMENT CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Audited)

For the Period December 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$-	$-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss from discontinued operations	-	-
Allowance for investments
Shares issued for services	-	-
Changes in assets and liabilities
Accounts payable and accrued expenses	-	-
Other payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	-	-

INVESTING ACTIVITIES:
Cash paid for investments	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Proceeds from related party	-	-
Proceeds from notes payable	-	-
Proceeds from common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE IN CASH	-	-

CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-

The accompanying notes are an integral part of these financial statements.

NEVTAH CAPITAL MANAGEMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2004 and DECEMBER 31, 2003

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

Note 5 – Common stock

As of December 31, 2004, a total of 21,939,611 shares of common stock with par value $0.001 remain outstanding.

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